Form 10-K
GS Mortgage Securities Trust 2014-GC20
filed 2015-03-30
CIK 1601744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-191331-03

Central Index Key Number of the issuing entity: 0001601744

GS Mortgage Securities Trust 2014-GC20

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541001

Citigroup Global Markets Realty Corp.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001576832

MC-Five Mile Commercial Mortgage Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)

Starwood Mortgage Funding I LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001567746

Redwood Commercial Mortgage Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3931891 38-3931892 38-7111615 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code: (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/Yes / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/ (Do not check if a smaller reporting company)                               Smaller reporting company?                    / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Greene Town Center Mortgage Loan, which constituted approximately 7.6% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Greene Town Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The loan combination, including the Greene Town Center Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Newcastle Senior Housing Portfolio Mortgage Loan, which constituted approximately 9.9% of the asset pool of the issuing entity as of its cut-off date. The Newcastle Senior Housing Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Newcastle Senior Housing Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2014-GC19 transaction, Commission File Number 333-189017-03 (the “CGCMT 2014-GC19 Transaction”). The loan combination, including the Newcastle Senior Housing Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

Wells Fargo Bank, National Association (“Wells Fargo”) is the certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement, as well as the primary servicer of the Newcastle Senior Housing Portfolio Mortgage Loan. Thus, Wells Fargo is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date.. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant’s attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the primary servicer of the Newcastle Senior Housing Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are servicers for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets - Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments - Financial Information.

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, N.A., as trustee:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on April 15, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance with respect to the Newcastle Senior Housing Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2014-GC19 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction for the CGCMT 2014-GC19 Transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

Management’s assessment of compliance with Regulation AB servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (Key) attached to this Annual Report on Form 10-K as Exhibit 33.1 (the “KeyBank Assessment”) identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to commercial mortgage loans.

1)             Servicing Criteria impacted

1122(d)(4)(xv) –Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

2)             Material Instances of Noncompliance with Servicing Criteria

Regarding external enhancements, specifically letters of credit, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, KeyBank was not properly named as the beneficiary on certain letters of credit because of deficiencies in policies and procedures relating to changes in named beneficiary. KeyBank identified eighty mortgage loans that did not properly name KeyBank as beneficiary on the letters of credit.

3)             Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from reoccurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance.

As of the date of the KeyBank Assessment, there are thirty-one mortgage loans contained within fourteen transactions for which the beneficiary name on the letters of credit still needs to be corrected. The fourteen transactions are listed below, with the following information with respect to each transaction: the number of impacted mortgage loans to be corrected included in such transaction, and the aggregate amount of the letters of credit related to such impacted mortgage loans to be corrected.

Transaction	# of impacted mortgage loans to be corrected	Amount of the letters of credit related to such impacted mortgage loans to be corrected ($)
BACM 2005-4	1	2,500,000.00
BACM 2006-1	2	4,122,389.00
BACM 2006-3	4	1,397,562.00
BACM 2006-5	2	477,789.00
BACM 2006-6	4	1,305,983.00
BACM 2007-1	4	1,776,950.00
BACM 2007-2	3	595,091.00
BACM 2007-3	5	5,478,556.00
BACM 2007-4	1	1,000,000.00
BACM 2008-LS1	1	275,346.00
GECMC 2007-C1	2	614,472.00
MLMT 2008-C1	1	102,818.00
COMM 2006-C7	1	355,000.00
MSC 2012-C4	1	2,500,000.00

During the calendar year ended December 31, 2014, no demands were made upon any of the impacted letters of credit, and thus, none of the affected transactions were materially impacted.

*The accountant’s attestation report referred to in the KeyBank Assessment includes only item 1 and item 2 (other than the last sentence thereof) referred to above.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of April 1, 2014, by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, and Trimont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4.1 to Citigroup Commercial Mortgage Securities Inc.’s Current Report on Form 8-K filed on March 20, 2014 in connection with the CGCMT 2014-GC19 Transaction and incorporated by reference herein)

10.1         Mortgage Loan Purchase Agreement, dated as of April 1, 2014, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

10.2         Mortgage Loan Purchase Agreement, dated as of April 1, 2014, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

10.3         Mortgage Loan Purchase Agreement, dated as of April 1, 2014, Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

10.4         Mortgage Loan Purchase Agreement, dated as of April 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

10.5         Mortgage Loan Purchase Agreement, dated as of April 1, 2014, between Redwood Commercial Mortgage Corporation, Redwood Trust, Inc. and GS Mortgage Securities Corporation II (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

10.6         Amended and Restated Subservicing Agreement, dated as of January 18, 2013, between KeyCorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

31            Rule 15(d)-14(d) Certifications

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 KeyBank National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
33.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
33.7 KeyBank National Association, as Primary Servicer for the Greene Town Center Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as Special Servicer for the Greene Town Center Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Greene Town Center Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian for the Greene Town Center Mortgage Loan (see Exhibit 33.4)
33.11 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Greene Town Center Mortgage Loan (see Exhibit 33.5)
33.12 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
33.14 U.S. Bank National Association, as Certificate Administrator and Custodian for the Newcastle Senior Housing Portfolio Mortgage Loan
33.15 Situs Holdings, LLC, as Operating Advisor for the Newcastle Senior Housing Portfolio Mortgage Loan
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan
33.17 National Tax Search, LLC, as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 KeyBank National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
34.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7 KeyBank National Association, as Primary Servicer for the Greene Town Center Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as Special Servicer for the Greene Town Center Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Greene Town Center Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian for the Greene Town Center Mortgage Loan (see Exhibit 34.4)
34.11 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Greene Town Center Mortgage Loan (see Exhibit 34.5)
34.12 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
34.14 U.S. Bank National Association, as Certificate Administrator and Custodian for the Newcastle Senior Housing Portfolio Mortgage Loan
34.15 Situs Holdings, LLC, as Operating Advisor for the Newcastle Senior Housing Portfolio Mortgage Loan
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan
34.17 National Tax Search, LLC, as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan

35 Servicer compliance statements.

35.1 KeyBank National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkadia Commercial Mortgage LLC, as Primary Servicer
35.5 KeyBank National Association, as Primary Servicer for the Greene Town Center Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer for the Greene Town Center Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator for the Greene Town Center Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
35.10 U.S. Bank National Association, as Certificate Administrator for the Newcastle Senior Housing Portfolio Mortgage Loan

(b)           The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)            Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ J. Theodore Borter

Name: J. Theodore Borter, President

(senior officer in charge of securitization of the depositor)

Date: March 27, 2015

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of April 1, 2014, by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, and Trimont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 4.1 to Citigroup Commercial Mortgage Securities Inc.’s Current Report on Form 8-K filed on March 20, 2014 in connection with the CGCMT 2014-GC19 Transaction and incorporated by reference herein)

10.1         Mortgage Loan Purchase Agreement, dated as of April 1, 2014, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

10.2         Mortgage Loan Purchase Agreement, dated as of April 1, 2014, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

10.3         Mortgage Loan Purchase Agreement, dated as of April 1, 2014, Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

10.4         Mortgage Loan Purchase Agreement, dated as of April 1, 2014, between MC-Five Mile Commercial Mortgage Finance LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

10.5         Mortgage Loan Purchase Agreement, dated as of April 1, 2014, between Redwood Commercial Mortgage Corporation, Redwood Trust, Inc. and GS Mortgage Securities Corporation II (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

10.6         Amended and Restated Subservicing Agreement, dated as of January 18, 2013, between KeyCorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on April 15, 2014 and incorporated by reference herein)

31            Rule 15(d)-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 KeyBank National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
33.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
33.7 KeyBank National Association, as Primary Servicer for the Greene Town Center Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as Special Servicer for the Greene Town Center Mortgage Loan (see Exhibit 33.2)
33.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Greene Town Center Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian for the Greene Town Center Mortgage Loan (see Exhibit 33.4)
33.11 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Greene Town Center Mortgage Loan (see Exhibit 33.5)
33.12 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
33.14 U.S. Bank National Association, as Certificate Administrator and Custodian for the Newcastle Senior Housing Portfolio Mortgage Loan
33.15 Situs Holdings, LLC, as Operating Advisor for the Newcastle Senior Housing Portfolio Mortgage Loan
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan
33.17 National Tax Search, LLC, as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 KeyBank National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 TriMont Real Estate Advisors, Inc., as Operating Advisor
34.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7 KeyBank National Association, as Primary Servicer for the Greene Town Center Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as Special Servicer for the Greene Town Center Mortgage Loan (see Exhibit 34.2)
34.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Greene Town Center Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian for the Greene Town Center Mortgage Loan (see Exhibit 34.4)
34.11 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Greene Town Center Mortgage Loan (see Exhibit 34.5)
34.12 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
34.14 U.S. Bank National Association, as Certificate Administrator and Custodian for the Newcastle Senior Housing Portfolio Mortgage Loan
34.15 Situs Holdings, LLC, as Operating Advisor for the Newcastle Senior Housing Portfolio Mortgage Loan
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan
34.17 National Tax Search, LLC, as Servicing Function Participant for the Newcastle Senior Housing Portfolio Mortgage Loan

35 Servicer compliance statements.

35.1 KeyBank National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkadia Commercial Mortgage LLC, as Primary Servicer
35.5 KeyBank National Association, as Primary Servicer for the Greene Town Center Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer for the Greene Town Center Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator for the Greene Town Center Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Newcastle Senior Housing Portfolio Mortgage Loan
35.10 U.S. Bank National Association, as Certificate Administrator for the Newcastle Senior Housing Portfolio Mortgage Loan